Form 10QSB
period 2006-12-31
MAGENTA MEDIA (US) INC
filed 2007-03-13
CIK 1376196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2006

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____ to _____

Commission File Number: 000-52451

MAGENTA MEDIA (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 5.12, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1185
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 32,065,295 shares of common stock as of March 7, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ x ]

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Magenta WGE application, our ability to successfully market our Magenta WGE application, our ability to continue development and upgrades to the Magenta WGE application, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

2

MAGENTA MEDIA (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2006

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed consolidated interim financial statements of Magenta Media (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at December 31, 2006 (unaudited) and September 30, 2006 (audited)	F-1

Interim Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005 and for the period from incorporation (February 18, 2004) to December 31, 2006	F-2

Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005 and for the period from incorporation (February 18, 2004) to December 31, 2006	F-3

Notes to Interim Consolidated Financial Statements	F-4

Magenta Media (US) Inc.

(Formerly Hasox Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$19,533	$35,242
Accounts receivable	1,973	1,886
	21,506	37,128

Equipment, net of $2,160 accumulated depreciation	1,447	1,657
	$22,953	$38,785

LIABILITIES
Current
Accounts payable	$67,176	$33,844
Accrued liabilities	51,597	49,949
Due to related parties (Note 3)	31,328	27,136
	150,101	110,929

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 shares with $0.001 par value
Issued: 32,065,295 shares (December 31, 2006 and September
30, 2006)	32,065	32,065
Additional paid-in capital	2,047,539	2,047,539
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil
Accumulated comprehensive gain	4,908	6,896
Deficit accumulated during the development stage	(2,211,660)	(2,158,644)
	(127,148)	(72,144)
	$22,953	$38,785

Going Concern (Note 1)

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Three	For the Three	February 18,
	Months Ended	Months Ended	2004 to
	December 31,	December 31,	December 31,
	2006	2005	2006
Sales	$-	$1,433	$2,542

General and Administrative Expenses
Accounting and auditing	30,544	7,914	134,281
Bad debt expense	97	29	967
Bank charges	-	-	62
Depreciation	210	603	3,376
Development costs	-	-	31,568
Filing fees	3,040	-	3,040
Intellectual property (Note 2)	-	-	1,750,000
Legal	7,742	-	33,642
Management costs	-	-	1,819
Marketing and public relations	-	-	42,444
Office	-	-	3,091
Rent (Note 3)	2,874	2,624	29,329
Salaries and wages (Note 3)	8,575	17,018	172,077
Technical support	-	-	5,886
Travel and promotion	-	-	830
Total General and Administrative Expenses	53,082	28,188	2,212,412

Loss from Operations	(53,082)	(26,755)	(2,209,870)

Other Income and (Expenses)
Foreign exchange loss	-	-	(1,190)
Write-down of assets	-	-	(666)
Interest income	66	51	66
Net Loss	$(53,016)	$(26,704)	$(2,211,660)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	32,065,295	12,500,000

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Three	For the Three	February 18,
	Months Ended	Months Ended	2004 to
	December 31,	December 31,	December 31,
	2006	2005	2006
Operating
Net Loss	$(53,016)	$(26,704)	$(2,211,660)
Items not involving cash:
Depreciation	210	603	3,376
Write-down of assets	-	-	666
Shares for consulting services	-	-	4,475
Accrued interest	-	-	55
Shares for intellectual property	-	-	1,750,000
Changes in non-cash working capital items:
Accounts receivable	(87)	(3,714)	(1,973)
Accounts payable	33,332	250	43,974
Accrued liabilities	1,648	(1,618)	38,987
Net cash flows from operations	(17,913)	(31,183)	(372,100)

Investing
Acquisition of equipment	-	-	(5,489)
Cash acquired on purchase of Hasox Inc.	-	-	100,719
Net cash flows from investing activities	-	-	95,230

Financing
Amount due to Hasox Inc.	-	43,405	67,032
Amount due to related parties	4,192	(287)	31,328
Loan proceeds	-	-	179,738
Share issuances for cash	-	-	13,397
Net cash flows from financing activities	4,192	43,118	291,495

Effect of exchange rate changes	(1,988)	(72)	4,908

Net Increase (Decrease) in Cash	(15,709)	11,863	19,533
Cash, Beginning	35,242	14,097	-
Cash, Ending	$19,533	$25,960	$19,533

Supplemental Cash Flow Information
Non cash items:

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

1.	Nature and continuance of operations

Organization

Hasox Inc. (the “Company” or "Hasox") was incorporated on May 23, 2005 under the laws of the State of Nevada. On September 14, 2006, the Company changed its name to Magenta Media (US) Inc.

By letter of intent dated June 2, 2005 and a Share Exchange Agreement ("Agreement") dated August 20, 2005 with Magenta New Media Limited ("Magenta"), a United Kingdom corporation, wherein Hasox agreed to issue to the shareholders of Magenta 12,500,000 Hasox shares in exchange for the 2,075,000 shares that constituted all the issued and outstanding shares of Magenta. On May 23, 2006, Magenta completed the reverse acquisition (“RTO”) under the Agreement with Hasox. Immediately before the date of the RTO, Hasox had 100,000,000 common shares authorized and 12,165,295 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,075,000 issued and outstanding shares of common stock of Magenta were exchanged for 12,500,000 Hasox shares on an approximate 6.024 to 1 basis.

Immediately after the RTO, the management of Magenta took control of the board and officer positions of Hasox, constituting a change of control. Because the former owners of Magenta gained control of Hasox, the transaction would normally have been considered a purchase by Magenta. However, since Hasox was not carrying on a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of Magenta and the issuance of stock by Magenta (represented by the outstanding shares of Hasox) for the assets and liabilities of Hasox..

Magenta was incorporated on February 18, 2004 and is a technology and marketing company, headquartered in London, England. The major asset of Magenta is the ownership of intellectual property that has created a new software and hardware package for hotels’ in-room entertainment systems.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has a net working capital deficit of $128,595, an accumulated deficit of $2,211,660. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has plans to seek additional financing through private placements of its common stock.

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

1.	Nature and continuance of operations (Continued)

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Intellectual Property

a)

The purchase of the intellectual property was pursuant to an agreement dated June 30, 2006, whereby the Company acquired from an unrelated third party, the New Media Technology by issuing 5,000,000 common shares on June 30, 2006. The New Media Technology is a software platform for “Wireless Guest Entertainment” that allows hoteliers to increase guest satisfaction by providing bespoke wireless entertainment and services packages to luxury hotels. The value assigned was $1,250,000, being equal to the most recent share transaction of the Company of $0.25 per share.

b)

The purchase of the intellectual property was pursuant to an agreement dated June 23, 2006, whereby the Company acquired from an unrelated third party, the TV Extension Platform Technology by issuing 2,000,000 common shares on June 30, 2006. The TV Extension Platform Technology is a software platform created by independent software modules enabling the launch of interactive services by a television broadcaster. This platform allows for client interaction and financial processing for purchasing products or services through telephone networks. The value assigned was $500,000, being equal to the most recent share transaction of the Company of $0.25 per share

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

3.	Related Transactions

a)

The amounts due to related parties of $31,328 (September 30, 2006 - $27,136) are non-interest bearing, unsecured and due on demand. Included in due to related parties are $13,696 (September 30, 2006 - $13,091) with a corporate shareholder of the Company and $17,632 (September 30, 2006 - $14,045) owing to a company with directors in common with a corporate shareholder of the Company.

	b)	During the period ended December 31, 2006 the Company paid $7,602 (December 31, 2005 - $15,088) in salary to its managing director.

	c)	During the period ended December 31, 2006 the Company paid $2,874 (December 31, 2005 - $2,624) for rent to a company with directors in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4.	Income Taxes

The Company has incurred net operating losses for UK tax purposes of approximately $386,000, which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also has accumulated net operating losses for U.S. federal income tax purposes of approximately $191,000, which may be carried forward until 2027 and used to reduce taxable income of future years. In addition, the Company has $1,692,000 of intellectual property costs deductible for tax purposes at $117,000 per year.

Details of future income tax assets:

	December 31,	September 30,
Future income tax assets:	2006	2006
Net operating losses	$577,000	$495,000
Intellectual property costs deductible for tax	1,692,000	1,720,000
purposes
	2,269,000	2,215,000
Effective US and UK corporate tax rates	31%	31%
Future income tax asset	703,000	687,000
Valuation allowance	(703,000)	(687,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Item 2. Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2006.

Overview of Our Business

We were incorporated on May 23, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiary, Magenta New Media Ltd. ("Magenta UK"), located in the United Kingdom. Our principal executive office is located at Suite 5.12, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1185 and our fax number is +44(0)20 7031 1199.

We are the owner of an integrated computer software and hardware based platform that enables hotels to provide their guests with wireless entertainment and services through the use of a single hand-held computer or personal digital assistant (“PDA”) device that hotels give to their guests upon check-in. We refer to this computer software and hardware platform as the “Wireless Guest Entertainment” (“WGE”) platform. Our WGE platform has been designed with the objective of providing hotels with the opportunity to increase revenue and guest satisfaction by providing wireless entertainment and services packages to their guests. Our WGE platform enables hotel guests to have a higher degree of control of their in-room experience on a single hand-held computer or PDA.

Our Magenta WGE technology consists of two complementary technologies—the New Media technology and the TV Extension Platform technology. The New Media technology is a software and hardware package for wireless hotel in-room entertainment systems that incorporates the use of a programmed handheld PDA that enables hotel guests to wirelessly order and pay for a variety of hotel based services. The TV Extension Platform technology consists of a software platform that enables the launch of interactive services by a television broadcaster. The combined platform allows for interaction between hotel guests and the television service and between the hotel’s financial processing systems, which are able record and process the purchase of products or services through the Magenta WGE network.

We launched our WGE platform in June 2005 when we started a pilot program within a small luxury hotel in Kensington, London. We deployed the Magenta system in the hotel and guests voluntarily tried it throughout their stays. We received positive feedback from guests, which we used as a basis for further developments. Hotel staff adapted to the Magenta WGE application quickly and expressed satisfaction with the benefits of the intuitive user interface and the increased efficiency that the Magenta WGE provided within the hotel. This pilot program is still in place, and we plan to continue this pilot program to test further developments of our WGE platform.

We have earned only minimal revenues to date. Our plan of operations is to generate revenues by licensing our WGE solution to hotels and selling them the necessary hardware to run the technology. We have targeted 3-, 4- and 5-star independent hotels and small group hotels (that is, hotel groups with approximately 5 or fewer locations) as well as hotels located in historic properties in the London, England area for our initial marketing efforts. We plan to market directly to these hotels in order to secure our initial hotel customers. In addition to engaging in these direct marketing efforts, we also plan to target sales to these hotels indirectly through third-party partners on the basis of commission or revenue sharing arrangements.

Plan Of Operations

Our plan of operations is to generate revenues by licensing our WGE solution to hotels and selling them the necessary hardware to run the technology. We have targeted 3-, 4- and 5-star independent hotels and small group hotels (that is, hotel groups with approximately 5 or fewer locations) as well as hotels located in historic properties in the London, England area for our initial marketing efforts. We plan to market directly to these hotels in order to secure our initial hotel customers. In addition to engaging in these direct marketing efforts, we also plan to target sales to these hotels indirectly through third-party partners on the basis of commission or revenue sharing arrangements.

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and budgets specified:

1.

We plan to carry out sales and marketing of our Magenta WGE application with the objective of securing sales of the application and necessary hardware to hotels in London, UK. We plan continue our direct marketing efforts to hotels in our target market. In addition, we intend to expand our indirect marketing efforts by developing strategic partnerships with companies owning technologies that can add value to the Magenta product range (for example, pay TV content providers and hardware suppliers). We estimate $4,360 per month will be spent on our proposed marketing campaigns and promotions in that 12-month period, for anticipated total annual expenditures of $52,320.

2.

We intend to add to the functionality of our technology through a series of further development releases over the next twelve months. As such, we anticipate spending approximately $8,535 over the next twelve months in continuing the upgrading, development and design of the Magenta WGE application.

3.

We anticipate spending approximately $6,200 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $74,400 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and general office expenses.

4.

We anticipate spending approximately $40,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

These planned expenditures total $175,255 over the next twelve months.

We had cash of $19,533 and working capital deficit of $128,595 as at December 31, 2006. Our planned expenditures over the next twelve months in the amount of $175,255 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $300,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since December 31, 2006 and need immediate financing in order for us to continue our operations.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We believe that debt financing will not be an alterative for funding of our planned activities because we do not have tangible assets to secure any debt financing.

We have not entered into any financing arrangements and we cannot provide investors with any assurance that any financing we obtain will be sufficient to fund our plan of operations. At this time, all potential investors and all discussions are taking place outside of the United States. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us.

Presentation Of Financial Information

Effective May 23, 2006, we acquired 100% of the issued and outstanding shares of Magenta UK by issuing 12,500,000 shares of our common stock. Notwithstanding its legal form, our acquisition of Magenta UK has been accounted for as a reverse acquisition, since the acquisition resulted in the former shareholders of Magenta UK owning the majority of our issued and outstanding shares. Because Hasox Inc. (now Magenta Media (US) Inc.) was a newly incorporated company with nominal net non-monetary assets, the acquisition has been accounted for as an issuance of stock by Magenta UK accompanied by a recapitalization. Under the rules governing reverse acquisition accounting, the results of operations of Magenta Media (US) Inc. are included in our consolidated financial statements effective May 23, 2006. Our date of inception is the date of incorporation of Magenta UK, being February 18, 2004, and our financial statements are presented with reference to the date of inception of Magenta UK. Financial information relating to periods prior to May 23, 2006 is that of Magenta UK.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable and collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

Foreign Currency Translations

The Company’s functional currency is pounds sterling (“GBP”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Non-monetary assets and liabilities, and equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the year.

Gains and losses on re-measurement are included in determining net income for the year.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the year.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Results Of Operations – Three months ended December 31, 2006 and 2005

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

			Cumulative
			From
			Incorporation
	For the Three	For the Three	February 18,
	Months Ended	Months Ended	2004 to
	December 31,	December 31,	December 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$1,433	$2,542

General and Administrative Expenses
Accounting and auditing	30,544	7,914	134,281
Bad debt expense	97	29	967
Bank charges	-	-	62
Depreciation	210	603	3,376
Development costs	-	-	31,568
Filing fees	3,040	-	3,040
Intellectual property	-	-	1,750,000
Legal	7,742	-	33,642
Management costs	-	-	1,819
Marketing and public relations	-	-	42,444
Office	-	-	3,091
Rent	2,874	2,624	29,329
Salaries and wages	8,575	17,018	172,077
Technical support	-	-	5,886
Travel and promotion	-	-	830
Total General and Administrative Expenses	53,082	28,188	2,212,412

Loss from Operations	(53,082)	(26,755)	(2,209,870)

Other Income and (Expenses)
Foreign exchange loss	-	-	(1,190)
Write-down of assets	-	-	(666)
Interest income	66	51	66
Net Loss	$(53,016)	$(26,704)	$(2,211,660)

Key factors affecting our results of operations are discussed as follows:

Revenue

We achieved our initial sales from the Magenta WGE technology application in fiscal 2005. We achieved further sales in fiscal 2006. Our initial sales have been attributable to sales of a wireless system to the hotel where we are running our pilot program. We have not generated revenues from sales of our Magenta WGE technology to date during the three months ended fiscal 2007.

Intellectual Property

We did not incur any expenses on any intellectual property during the first three months of fiscal 2007. We recorded the expense of $1,750,000 related to our acquisition of the Magenta WGE technology application on June 30, 2006 as an operating expense in accordance with SFAS No. 86.

Salaries and Wages

Salaries and wages are primarily comprised of salary paid to Nathan Amery, our sole executive officer and employee.

Our salaries and wages expenses decreased to $8,575 during the first three months of fiscal 2007 compared to $17,018 during the first three months of fiscal 2006 because Mr. Amery agreed to lower his monthly salary starting July 1, 2006 and also because we did not issue any shares associated with salaries or wages during fiscal 2006.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses increased to $30,544 during the first three months of fiscal 2007 as compared to $7,914 during the first three months of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the United States Securities and Exchange Commission.

Marketing and Public Relations

Our marketing and public relations expenses decreased to $Nil during the first three months of fiscal 2007 and during the first three months of fiscal 2006 as a result of our termination of the services agreement with Outlander Management on June 30, 2005.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $2,874 during the first three months of fiscal 2007 compared to $2,624 during the first three months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Development Costs

Our development costs decreased to $Nil during the first three months of fiscal 2007 and during the first three months of fiscal 2006 because we completed this work in fiscal 2005 and have shifted our focus to marketing our Magenta WGE technology application.

Technical Support

Our technical support expenses decreased to $Nil during the first three months of fiscal 2007 and during the first three months of fiscal 2006 as compared to $5,886 for fiscal 2005 because we terminated our services agreement with Outlander Management on June 30, 2005.

Legal

Our legal expenses to date have been attributable to expenses related to our organization and the preparation and filing of a registration statement with the United States Securities and Exchange Commission. These expenses increased to $7,742 during the first three months of fiscal 2007 as compared to $nil during the first three months of fiscal 2006 in connection with our preparation and filing of a registration statement with the United States Securities and Exchange Commission.

Loss from Operations

Our loss from operations increased to $53,082 during the first three months of fiscal 2007 from $26,755 during the first three months of fiscal 2006 due primarily to increases in our accounting and auditing expenses, legal expenses and filing fees in connection with the filing of our registration statement on Form SB-2 with the United States Securities and Exchange Commission.

Liquidity and Capital Resources

We had cash of $19,533 and working capital deficit of $128,595 as at December 31, 2006, compared to cash of $35,242 and a working capital deficiency of $73,801 as at September 30, 2006.

Cash used in Operating Activities

We used cash of $17,913 in operating activities during the first three months of fiscal 2007 and $31,183 during the first three months of fiscal 2006. Since incorporation, we have used cash of $372,100 in operating activities. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first three months of fiscal 2007 or during the first three months of fiscal 2006.

Cash from Financing Activities

We generated cash of $4,192 from financing activities during the first three months of fiscal 2007 compared to cash of $43,118 generated from financing activities during the first three months of fiscal 2006.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financing Needs

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

We believe that debt financing will not be an alterative for funding of our planned activities because we do not have tangible assets to secure any debt financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Nathan Amery. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the United States Securities and Exchange Commission (the “SEC”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2006.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended December 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2006.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
5.1(1)	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among Magenta UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2(1)	Letter Agreement between Magenta UK and Nathan Amery regarding appointment of Nathan Amery as Managing Director of Magenta UK dated April 1, 2004 (as amended on July 14, 2004)
10.3(1)	Employment Agreement between Magenta UK and Nathan Amery dated May 1, 2004
10.4(1)	Service Agreement dated August 4, 2004 between Magenta UK and Outlander Management
10.5(1)	Loan Agreement dated October 4, 2004 between Magenta UK and ABS Global Capital Inc.
10.6(1)	Debenture Agreement dated October 4, 2004 between Magenta UK and ABS Global Capital Inc. evidencing the indebtedness of Magenta UK under the Loan Agreement

10.7(1)	Debt Settlement Agreement dated July 20, 2005 between Magenta UK and ABS Global Capital Inc.
10.8(1)	Share Exchange Agreement dated August 20, 2005, as amended, among Hasox Inc., Magenta UK and the stockholders of Magenta UK
10.9(1)	Closing Agreement dated May 23, 2006 among Hasox Inc., Magenta UK and the shareholders of Magenta UK
10.10(1)	Asset Purchase Agreement dated June 24, 2006 between Hasox Inc. and First Global Technologies Limited – The TV Extension Platform Technology
10.11(1)	Asset Purchase Agreement dated June 24, 2006 between Hasox Inc. and First Global Technologies Limited – The New Media Technology
10.12(1)	Termination and Release Agreement dated June 30, 2006 among Magenta UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.13(1)	Agency Exploitation Agreement dated March 31, 2003 between The TV Extension Platform Technology Partnership LLP and TV Extension Ltd. (formerly, TVG TV Extension Limited)
10.14(1)	Assignment of Agency Exploitation Agreement from TV Extension Ltd. to Magenta UK effective April 10, 2006
10.15(1)	Termination and Release Agreement dated June 30, 2006 between The TV Extension Platform Technology Partnership LLP and Magenta UK
10.16(1)	Subscription agreement between Hasox Inc. and Ray Saturnino dated May 25, 2005 relating to the Company's private offering of 500,000 shares
10.17(1)	Form of subscription agreement relating to our August 12, 2005 private offering of securities.
10.18(1)	Form of subscription agreement relating to our May 23, 2006 private offering of securities
10.19(1)	Form of Regulation S debt conversion agreement relating to our June 30, 2006 debt conversion financing
10.20(1)	Service Agreement dated July 1, 2005 between Magenta UK and Azuracle Limited
10.21(2)	Letter Agreement between Magenta UK and Nathan Amery dated December 28, 2006
31.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 8, 2006.
(2)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on January 12, 2007.
(3)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGENTA MEDIA (US) INC.

By:	/s/ Nathan Amery
Nathan Amery
Chief Executive Officer and Chief Financial Officer
Date: March 8, 2007