Form 10QSB
period 2007-03-31
MAGENTA MEDIA (US) INC
filed 2007-07-13
CIK 1376196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

[   ]  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

Commission File Number: 000-52451

MAGENTA MEDIA (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 5.12, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1185
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 32,065,295 shares of common stock as of July 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our Magenta WGE application, our ability to successfully market our Magenta WGE application, our ability to continue development and upgrades to the Magenta WGE application, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed with the United States Securities and Exchange Commission (the “SEC”) on November 8, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

MAGENTA MEDIA (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2007

iii

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited consolidated financial statements of Magenta Media (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at March 31, 2007 (unaudited) and September 30, 2006 (audited)	F-1

Consolidated Statements of Operations for the three and six months ended March 31, 2007 and 2006 and for the period from incorporation (February 18, 2004) to March 31, 2007	F-2

Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006 and for the period from incorporation (February 18, 2004) to March 31, 2007	F-3

Notes to Consolidated Financial Statements	F-4

Magenta Media (US) Inc.

(Formerly Hasox Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$18,697	$35,242
Accounts receivable	-	1,886
	18,697	37,128

Equipment, net of $2,678 accumulated depreciation	1,170	1,657
	$19,867	$38,785

LIABILITIES
Current
Accounts payable	$135,658	$33,844
Accrued liabilities	16,756	49,949
Due to related parties (Note 2)	34,530	27,136
	186,944	110,929

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 32,065,295 shares (March 31, 2007 and
September 30, 2006)	32,065	32,065
Additional paid-in capital	2,047,539	2,047,539
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil
Accumulated comprehensive gain	4,734	6,896
Deficit accumulated during the development stage	(2,251,415)	(2,158,644)
	(167,077)	(72,144)
	$19,867	$38,785

Contingency (Note 1)

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	February 18,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

Sales	$-	$299	$-	$1,732	$2,542

Direct Costs	-	445	-	445	-

Gross Profit	-	(146)	-	1,287	2,542

General and Administrative Expenses
Accounting and auditing	16,544	3,798	47,088	11,712	150,825
Bad debt	-	-	-	-	870
Depreciation	313	374	523	977	3,689
Development	-	-	-	-	31,568
Filing fees	1,276	-	4,316	-	4,316
Intellectual property	-	-	-	-	1,750,000
Legal	10,585	-	18,327	-	44,227
Management	-	-	-	-	1,819
Marketing and public relations	-	-	-	-	42,444
Office	-	337	97	366	3,250
Rent	2,931	2,629	5,805	5,253	32,260
Salaries and wages	5,858	17,051	14,433	34,069	177,935
Technical support	-	-	-	-	5,886
Transfer agent fees	1,940	-	1,940	-	1,940
Travel and promotion	-	-	-	-	830
Total General and Administrative
Expenses	39,447	24,189	92,529	52,377	2,251,859

Loss from Operations	(39,447)	(24,335)	(92,529)	(51,090)	(2,251,317)

Other Income (Expense)
Interest income (expense)	(359)	128	(293)	179	(293)
Write-down of assets	51	-	51	-	(1,139)
Foreign exchange gain (loss)	-	-	-	-	(666)

Net Loss	$(39,755)	$(24,207)	$(92,771)	$(50,911)	$(2,251,415)

Weighted Average Shares Outstanding
– basic and diluted	32,065,295	12,500,000	32,065,295	12,500,000

Loss per Share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Six	For the Six	February 18,
	Months Ended	Months Ended	2004 to
	March 31,	March 31,	March 31,
	2007	2006	2007
Operating
Net Loss	$(92,771)	$(50,911)	$(2,251,415)
Items not involving cash:
Depreciation	523	977	3,689
Write-down of assets	-	-	666
Shares for consulting services	-	-	4,475
Accrued interest	-	-	55
Shares for intellectual property	-	-	1,750,000
Changes in non-cash working capital items:
Accounts receivable	1,886	(1,742)	-
Accounts payable	101,814	17,883	112,456
Accrued liabilities	(33,193)	(11,615)	4,146
Net cash flows used in operations	(21,741)	(45,408)	(375,928)

Investing
Acquisition of equipment	-	(428)	(5,489)
Cash acquired on purchase of Hasox Inc.	-	43,405	167,751
Net cash flows from investing activities	-	42,977	162,262

Financing
Amount due to related parties	7,394	(157)	34,530
Loan proceeds	-	-	179,738
Share issuances for cash	-	-	13,397
Net cash flows from (used in) financing
activities	7,394	(157)	227,665

Effect of exchange rate changes	(2,198)	349	4,698

Net Increase (Decrease) in Cash	(16,545)	(2,239)	18,697
Cash, Beginning	35,242	14,097	-
Cash, Ending	$18,697	$11,858	$18,697

Supplemental Cash Flow Information
Cash paid for:

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

1.	Basis of Presentation

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has a net working capital deficit of $168,247 and an accumulated deficit of $2,251,415 since incorporation. The Company intends to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year. Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future private placement offerings. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

2.	Related Transactions

a)

The amounts due to related parties of $34,530 (September 30, 2006 - $27,136) are non-interest bearing, unsecured and due on demand. Included in due to related parties are $13,720 (September 30, 2006 - $13,091) with a corporate shareholder of the Company and $20,606 (September 30, 2006 - $14,045) owing to a company with directors in common with a corporate shareholder of the Company.

	b)	During the period ended March 31, 2007, the Company paid $12,796 (March 31, 2006 - $30,203) in salary to its managing director.

	c)	During the period ended March 31, 2007 the company paid $5,805 (March 31, 2006 - $5,253) for rent to a company with directors in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended March 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended March 31, 2007.

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

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified:

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

3.

We anticipate spending approximately $3,200 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $38,400 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and general office expenses.

4.

We anticipate spending approximately $40,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

These planned expenditures total $139,255 over the next twelve months.

We had cash of $18,697 and working capital deficit of $168,247 as at March 31, 2007. Our planned expenditures over the next twelve months in the amount of $139,255 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $290,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since March 31, 2007 and need immediate financing in order for us to continue our operations.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We believe that debt financing will not be an alterative for funding of our planned activities because we do not have tangible assets to secure any debt financing.

We have not entered into any financing arrangements and we cannot provide investors with any assurance that any financing we obtain will be sufficient to fund our plan of operations. At this time, all potential investors and all discussions are taking place outside of the United States. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. If we do not obtain the necessary additional financing, we will be forced to abandon our plan of operations and our business activities.

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

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable and collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

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

Foreign Currency Translations

Our functional currency is pounds sterling (“£”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars as follows:

i)	assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)	equity at historical rates; and

iii)	revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholder’s equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized as income in the period when it is realized.

Results Of Operations – Three and Six months ended March 31, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	February 18,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$299	$-	$1,732	$2,542

Direct Costs	-	445	-	445	-

Gross Profit	-	(146)	-	1,287	2,542

General and Administrative Expenses
Accounting and auditing	16,544	3,798	47,088	11,712	150,825
Bad debt	-	-	-	-	870
Depreciation	313	374	523	977	3,689
Development	-	-	-	-	31,568
Filing fees	1,276	-	4,316	-	4,316
Intellectual property	-	-	-	-	1,750,000
Legal	10,585	-	18,327	-	44,227
Management	-	-	-	-	1,819
Marketing and public relations	-	-	-	-	42,444
Office	-	337	97	366	3,250
Rent	2,931	2,629	5,805	5,253	32,260
Salaries and wages	5,858	17,051	14,433	34,069	177,935
Technical support	-	-	-	-	5,886
Transfer agent fees	1,940	-	1,940	-	1,940
Travel and promotion	-	-	-	-	830
Total General and Administrative
Expenses	39,447	24,189	92,529	52,377	2,251,859

Loss from Operations	(39,447)	(24,335)	(92,529)	(51,090)	(2,251,317)

Other Income (Expense)
Interest income (expense)	(359)	128	(293)	179	(293)
Write-down of assets	51	-	51	-	(1,139)
Foreign exchange gain (loss)	-	-	-	-	(666)

Net Loss for the Period:	$(39,755)	$(24,207)	$(92,771)	$(50,911)	$(2,251,415)

Our results of operations are discussed as follows:

Revenue

We did not generate revenues from sales of our Magenta WGE technology during the six months of fiscal 2007 whereas we achieved revenues of $1,732 during the first six months of fiscal 2006.

We achieved our initial sales from the Magenta WGE technology application in fiscal 2005. Our initial sales have been attributable to sales of a wireless system to the hotel where we are running our pilot program. The pilot has been successful and our objective is to launch a full version of the system within the hotel upon them reaching financial approval from owners.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses increased to $47,088 during the first six months of fiscal 2007 as compared to $11,712 during the first six months of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with our filing of a registration statement with the SEC. These accounting and auditing expenses will continue as a result of our ongoing reporting obligations under the Securities Exchange Act of 1934.

Development Costs

We did not incur any development costs during the first six months of fiscal 2007 and 2006 because we completed this work in fiscal 2005 and have shifted our focus to marketing our Magenta WGE technology application.

Filing Fees

Our filing fees to date have been attributable to expenses related to our corporate organization and the preparation and filing of a registration statement with the SEC. These expenses increased to $4,316 during the first six months of fiscal 2007 as compared to $nil during the first six months of fiscal 2006.

Intellectual Property

We did not incur any expenses on any intellectual property during the first six months of fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Legal

Our legal expenses to date have been attributable to expenses related to our corporate organization and the preparation and filing of a registration statement with the SEC. These expenses increased to $18,327 during the first six months of fiscal 2007 as compared to $nil during the first six months of fiscal 2006 in connection with our preparation and filing of a registration statement with the SEC. These legal expenses will continue as a result of our ongoing reporting obligations under the Securities Exchange Act of 1934.

Marketing and Public Relations

We did not incur any marketing and public relations expenses during the first six months of fiscal 2007 and 2006 as a result of our termination of the services agreement with Outlander Management on June 30, 2005.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $5,805 for the first six months of fiscal 2007 compared to $5,253 for the first six months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and wages were primarily comprised of salary paid to Nathan Amery, our sole executive officer and employee.

Our salaries and wages expenses decreased to $14,433 during the first six months of fiscal 2007 compared to $34,069 during the first six months of fiscal 2006 because Mr. Amery agreed to lower his monthly salary starting July 1, 2006 and also because we did not issue any shares associated with salaries or wages during fiscal 2007.

Technical Support

We did not incur any technical support expenses during the first six months of fiscal 2007 and during the first six months of fiscal 2006 because we terminated our services agreement with Outlander Management on June 30, 2005.

Loss from Operations

Our loss from operations increased to $92,529 for the first six months of fiscal 2007 from $51,090 for the first six months of fiscal 2006 due primarily to increases in our accounting and auditing expenses, legal expenses and filing fees in connection with the filing of our registration statement on Form SB-2 with the SEC.

Liquidity and Capital Resources

We had cash of $18,697 and working capital deficit of $168,247 as at March 31, 2007, compared to cash of $35,242 and a working capital deficiency of $73,801 as at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $139,255, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $290,000 in order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $21,741 in operating activities during the first six months of fiscal 2007 and compared to cash used of $45,408 in operating activities during the first six months of fiscal 2006. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first six months of fiscal 2007 compared to cash of $42,977 generated by investing activities during the first six months of fiscal 2006.

Cash from Financing Activities

We generated cash of $7,394 from financing activities during the first six months of fiscal 2007 compared to a cash deficit of $157 during the first six months of fiscal 2006.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Nathan Amery. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2007.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended March 31, 2007.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended March 31, 2007.

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
Date: July 9, 2007