Form 10QSB
period 2007-06-30
MAGENTA MEDIA (US) INC
filed 2007-09-20
CIK 1376196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

[   ]  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-52451

MAGENTA MEDIA (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID 5EU
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 32,065,295 shares of common stock as of September 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our Magenta WGE application, our ability to successfully market our Magenta WGE application, our ability to continue development and upgrades to the Magenta WGE application, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the United States Securities and Exchange Commission (the “SEC”) on November 8, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

MAGENTA MEDIA (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

iii

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited consolidated financial statements of Magenta Media (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at June 30, 2007 (unaudited) and September 30, 2006 (audited)	F-1

Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006 and for the period from incorporation (February 18, 2004) to June 30, 2007	F-2

Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 and for the period from incorporation (February 18, 2004) to June 30, 2007	F-3

Notes to Consolidated Financial Statements	F-4

Magenta Media (US) Inc.

(Formerly Hasox Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$9,176	$35,242
Accounts receivable	-	1,886
	9,176	37,128

Equipment, net	863	1,657
	$10,039	$38,785

LIABILITIES
Current
Accounts payable	$123,716	$33,844
Accrued liabilities	21,669	49,949
Due to related parties (Note 2)	38,264	27,136
	183,649	110,929

Loan payable (Note 3)	23,437	-

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 32,065,295 shares (March 31, 2007 and
September 30, 2006)	32,065	32,065
Additional paid-in capital	2,047,539	2,047,539
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil
Accumulated comprehensive income	3,163	6,896
Deficit accumulated during the development stage	(2,279,814)	(2,158,644)
	(197,047)	(72,144)
	$10,039	$38,785

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	February 18,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Sales	$-	$25	$-	$1,757	$2,542

Direct Costs	-	-	-	-	-

Gross Profit	-	25	-	1,757	2,542

General and Administrative Expenses
Accounting and auditing	15,659	4,047	62,747	15,759	166,484
Bad debt	-	-	-	-	870
Depreciation	327	414	850	1,391	4,016
Development	-	-	-	-	31,568
Filing fees	423	-	4,739	-	4,739
Intellectual property	-	1,750,000	-	1,750,000	1,750,000
Legal	2,041	645	20,368	645	46,268
Management	-	-	-	-	1,819
Marketing and public relations	-	-	-	-	42,444
Office	-	13	97	824	3,250
Rent (Note 2)	2,978	2,739	8,783	7,992	35,238
Salaries and wages (Note 2)	127	12,106	14,560	46,175	178,062
Technical support	-	57	-	57	5,886
Transfer agent fees	25	-	1,965	-	1,965
Travel and promotion	-	-	-	-	830
Total General and Administrative
Expenses	21,580	1,770,021	114,109	1,822,843	2,273,439

Loss from Operations	(21,580)	(1,769,996)	(114,109)	(1,821,086)	(2,270,897)

Other Income (Expense)
Interest income (expense)	52	(216)	(241)	(37)	(241)
Write-down of assets	-	-		-	(666)
Foreign exchange loss	(6,871)	(1,162)	(6,820)	(1,162)	(8,010)

Net Loss	$(28,399)	$(1,771,374)	$(121,170)	$(1,822,285)	$(2,279,814)

Weighted Average Shares
Outstanding – Basic and Diluted	32,065,295	17,661,332	32,065,295	14,220,444

Loss per Share – Basic and Diluted	$(0.00)	$(0.10)	$(0.00)	$(0.13)

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Nine	For the Nine	February 18,
	Months Ended	Months Ended	2004 to
	June 30,	June 30,	June 30,
	2007	2006	2007
Operating
Net Loss	$(121,170)	$(1,822,285)	$(2,279,814)
Items not involving cash:
Depreciation	850	1,391	4,016
Write-down of assets	-	-	666
Shares for consulting services	-	-	4,475
Shares for intellectual property	-	1,750,000	1,750,000
Changes in non-cash working capital items:
Accounts receivable	1,886	(1,856)	-
Accounts payable	89,872	(14,061)	100,514
Accrued liabilities	(28,280)	(25,470)	9114
Net cash flows used in operations	(56,842)	(112,281)	(411,029)

Investing
Acquisition of equipment	-	(827)	(5,489)
Cash acquired on purchase of Hasox Inc.	-	144,124	167,751
Net cash flows from investing activities	-	143,297	162,262

Financing
Amount due to related parties	11,128	11,580	38,264
Loan proceeds	23,437	-	203,175
Share issuances for cash	-	-	13,397
Net cash flows from financing activities	34,565	11,580	254,836

Effect of exchange rate changes	(3,789)	(3,037)	3,107

Change in Cash	(26,066)	39,559	9,176
Cash, Beginning	35,242	14,097	-
Cash, Ending	$9,176	$53,656	$9,176

Supplemental Cash Flow Information
Cash paid for:

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

- See Accompanying Notes -

Magenta Media (US) Inc.
(Formerly Hasox Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Related Transactions

a)

The amounts due to related parties of $38,264 (September 30, 2006 - $27,136) are non-interest bearing, unsecured and due on demand. Included in due to related parties are $14,009 (September 30, 2006 - $13,091) with a corporate shareholder of the Company, $24,047 (September 30, 2006 - $14,045) owing to a company with directors in common with a corporate shareholder of the Company, and $208 (September 30, 2006 - $Nil) owing to a director.

	b)	During the period ended June 30, 2007, the Company paid $12,907 (June 30, 2006 - $41,632) in salary to its managing director.

	c)	During the period ended June 30, 2007 the company paid $8,783 (June 30, 2006 - $7,992) for rent to a company with directors in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

3.	Loan Payable

During the period, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. As at June 30, 2007, the loan balance was $23,437.

Subsequent to the period end, the Company entered into a formal loan agreement with Karada to clarify the interest and repayment terms of the advances and also provide further funding. The line of credit is a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

Item 2.                     Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended June 30, 2007.

Overview of Our Business

We were incorporated on May 23, 2005 under the laws of the State of Nevada. We carry out our business operations through our wholly owned subsidiary, Magenta New Media Ltd. ("Magenta UK"), located in the United Kingdom. Our principal executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1185 and our fax number is +44(0)20 7031 1199.

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

We had cash of $9,176 and working capital deficit of $174,473 as at June 30, 2007. Our planned expenditures over the next twelve months in the amount of $139,255 will exceed our current cash reserves and working capital. As a result, we anticipate that we will require financing in the amount of approximately $300,000 in order to carry out our plan of operations for the next twelve months and to cover our working capital deficit. We have not completed any financings since June 30, 2007 and need immediate financing in order for us to continue our operations.

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

Results Of Operations – Three and Nine months ended June 30, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	February 18,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Sales	$-	$25	$-	$1,757	$2,542

Direct Costs	-	-	-	-	-

Gross Profit	-	25	-	1,757	2,542

General and Administrative Expenses
Accounting and auditing	15,659	4,047	62,747	15,759	166,484
Bad debt	-	-	-	-	870
Depreciation	327	414	850	1,391	4,016
Development	-	-	-	-	31,568
Filing fees	423	-	4,739	-	4,739
Intellectual property	-	1,750,000	-	1,750,000	1,750,000
Legal	2,041	645	20,368	645	46,268
Management	-	-	-	-	1,819
Marketing and public relations	-	-	-	-	42,444
Office	-	13	97	824	3,250
Rent	2,978	2,739	8,783	7,992	35,238
Salaries and wages	127	12,106	14,560	46,175	178,062
Technical support	-	57	-	57	5,886
Transfer agent fees	25	-	1,965	-	1,965
Travel and promotion	-	-	-	-	830
Total General and Administrative
Expenses	21,580	1,770,021	114,109	1,822,843	2,273,439

Loss from Operations	(21,580)	(1,769,996)	(114,109)	(1,821,086)	(2,270,897)

Other Income (Expense)
Interest income (expense)	52	(216)	(241)	(37)	(241)
Write-down of assets	-	-		-	(666)
Foreign exchange gain (loss)	(6,871)	(1,162)	(6,820)	(1,162)	(8,010)

Net Loss	$(28,399)	$(1,771,374)	$(121,170)	$(1,822,285)	$(2,279,814)

Our results of operations are discussed as follows:

Revenue

We did not generate revenues from sales of our Magenta WGE technology during the nine months of fiscal 2007 whereas we achieved revenues of $1,757 during the first nine months of fiscal 2006.

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

Our accounting and auditing expenses increased to $62,747 during the first nine months of fiscal 2007 as compared to $15,759 during the first nine months of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with our filing of a registration statement with the SEC. These accounting and auditing expenses will continue as a result of our ongoing reporting obligations under the Securities Exchange Act of 1934.

Development Costs

We did not incur any development costs during the first nine months of fiscal 2007 and 2006 because we completed this work in fiscal 2005 and have shifted our focus to marketing our Magenta WGE technology application.

Filing Fees

Our filing fees to date have been attributable to expenses related to our corporate organization and the preparation and filing of a registration statement with the SEC. These expenses increased to $4,739 during the first nine months of fiscal 2007 as compared to $nil during the first nine months of fiscal 2006.

Intellectual Property

We did not incur any expenses on any intellectual property during the first nine months of fiscal 2007. We have determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Legal

Our legal expenses to date have been attributable to expenses related to our corporate organization and the preparation and filing of a registration statement with the SEC. These expenses increased to $20,368 during the first nine months of fiscal 2007 as compared to $645 during the first nine months of fiscal 2006 in connection with our preparation and filing of a registration statement with the SEC. These legal expenses will continue as a result of our ongoing reporting obligations under the Securities Exchange Act of 1934.

Marketing and Public Relations

We did not incur any marketing and public relations expenses during the first nine months of fiscal 2007 and 2006 as a result of our termination of the services agreement with Outlander Management on June 30, 2005.

Rent

Our rent expense is attributable to amounts paid to Azuracle on account of our rent of share office premises in London, England. Our rent expenses increased to $8,783 for the first nine months of fiscal 2007 compared to $7,992 for the first nine months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and wages were primarily comprised of salary paid to Nathan Amery, our sole executive officer and employee.

Our salaries and wages expenses decreased to $14,560 during the first nine months of fiscal 2007 compared to $46,175 during the first nine months of fiscal 2006 because Mr. Amery agreed to lower his monthly salary starting July 1, 2006 and also because we did not issue any shares associated with salaries or wages during fiscal 2007.

Technical Support

We did not incur any technical support expenses during the first nine months of fiscal 2007 as compared to $57 during the first nine months of fiscal 2006. We terminated our services agreement with Outlander Management on June 30, 2005.

Loss from Operations

Our loss from operations for the first nine months of fiscal 2007 decreased significantly to $114,109 compared to $1,821,086 for the first nine months of fiscal 2006, primarily as a result of our not incurring any intellectual property expense during fiscal 2007.

Liquidity and Capital Resources

We had cash of $9,176 and working capital deficit of $174,473 as at June 30, 2007, compared to cash of $35,242 and a working capital deficiency of $73,801 as at September 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $139,255, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $300,000 in order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $56,842 in operating activities during the first nine months of fiscal 2007 and compared to cash used of $112,281 in operating activities during the first nine months of fiscal 2006. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2007 compared to cash of $143,297 generated by investing activities during the first nine months of fiscal 2006.

Cash from Financing Activities

We generated cash of $34,565 from financing activities during the first nine months of fiscal 2007 compared to a cash $11,580 during the first nine months of fiscal 2006.

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

Item 3.                     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Nathan Amery. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2007.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended June 30, 2007.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2007.

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

MAGENTA MEDIA (US) INC.

By:           /s/ Nathan Amery
                 ________________________________
                  Nathan Amery
                  Chief Executive Officer and Chief Financial Officer

                  Date: September 18, 2007